Form 10-K
period 2015-12-31
BMW Vehicle Lease Trust 2014-1
filed 2016-03-22
CIK 1604814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
 ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number of issuing entity: 333-187614-02
Commission File Number of depositor: 333-187614
BMW VEHICLE LEASE TRUST 2014-1
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0001604814
BMW AUTO LEASING LLC
(Exact name of depositor as specified in its charter)
Central Index Key Number of depositor: 0001126530
BMW FINANCIAL SERVICES NA, LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001541188
FINANCIAL SERVICES VEHICLE TRUST
(Exact name of co-registrant as specified in its charter)
Central Index Key Number of co-registrant: 0001126525
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
YES  ☐        NO  ☒
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
BMW Financial Services NA, LLC and U.S. Bank National Association (together, the “Servicing Parties”) have each been identified by the registrant as a party participating in the servicing function with respect to the asset pool held by the Issuing Entity during the period beginning on January 1, 2015 and ending on December 31, 2015 (the “Reporting Period”).  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”) as of December 31, 2015 and for the Reporting Period.  In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Servicing Report.  Neither the Servicing Reports nor the Attestation Reports identified any material instance of noncompliance with the applicable servicing criteria for the Servicing Parties.  Each Servicing Report and Attestation Report is attached as an exhibit to this Form 10-K.
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
Dated: March 22, 2016
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

EXHIBIT INDEX
Exhibit
Number Description
3.1	Certificate of Formation of BMW Auto Leasing LLC (the “Depositor”), as currently in effect, incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-43128), filed with the SEC by the registrant on October 31, 2000.
3.2	Amended and Restated Limited Liability Company Agreement of the Depositor, as amended and currently in effect, incorporated by reference to Amendment No. 2 to Registration Statement on Form S‑1 (333‑43128), filed with the SEC by the registrant on October 31, 2000.
3.3	Agreement of Limited Partnership of BMW Manufacturing L.P. (“BMW LP”), dated as of February 12, 1996, between BMW Facility Partners, Inc. and BMW Financial Services NA, LLC (“BMW FS”), incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (333-43128), filed with the SEC by the registrant on October 31, 2000.
4.1	Indenture, dated as of April 16, 2014, between BMW Vehicle Lease Trust 2014-1 (the “Issuing Entity”) and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 to registrant's Form 8-K (File Number 333-187614-02) filed with the SEC by the registrant on April 16, 2014.
10.2	Vehicle Trust Supplement, dated as of April 16, 2014, between BMW LP, as grantor and UTI Beneficiary, and BNY Mellon Trust of Delaware, formerly known as The Bank of New York (Delaware), as vehicle trustee, incorporated by reference to Exhibit 10.2 to registrant's Form 8-K (File Number 333-187614-02) filed with the SEC by the registrant on April 16, 2014.
10.4	2014-1 SUBI Servicing Supplement, dated as of April 16, 2014, among BMW FS, as servicer, Financial Services Vehicle Trust, as vehicle trust (“FSVT”), and BMW LP, as UTI Beneficiary, incorporated by reference to Exhibit 10.4 to registrant's Form 8-K (File Number 333-187614-02) filed with the SEC by the registrant on April 16, 2014, to the Basic Servicing Agreement, dated as of August 30, 1995, between FSVT and BMW FS, as servicer, incorporated by reference to Amendment No. 2 to Registration Statement on Form S‑1 (333‑43128), filed with the SEC by the registrant on October 31, 2000.
10.5	SUBI Certificate Transfer Agreement, dated as of April 16, 2014, between BMW LP, as transferor, and the Depositor, as transferee, incorporated by reference to Exhibit 10.5 to registrant's Form 8-K (File Number 333-187614-02) filed with the SEC by the registrant on April 16, 2014.
10.6	Issuer SUBI Certificate Transfer Agreement, dated as of April 16, 2014, between the Depositor, as transferor, and the Issuing Entity, as transferee, incorporated by reference to Exhibit 10.6 to registrant's Form 8-K (File Number 333-187614-02) filed with the SEC by the registrant on April 16, 2014.
10.7	Amended and Restated Trust Agreement, dated as of April 16, 2014, between the Depositor and Wilmington Trust, National Association, as owner trustee, incorporated by reference to Exhibit 10.7 to registrant's Form 8-K (File Number 333-187614-02) filed with the SEC by the registrant on April 16, 2014.
10.8	Issuer Administration Agreement, dated as of April 16, 2014, among BMW FS, as administrator, the Issuing Entity, the Depositor, as transferor, and the Indenture Trustee, incorporated by reference to Exhibit 10.8 to registrant's Form 8-K (File Number 333-187614-02) filed with the SEC by the registrant on April 16, 2014.
10.9	Back-Up Security Agreement, dated as of April 16, 2014, among FSVT, BMW LP, the Depositor, the Issuing Entity and the Indenture Trustee, incorporated by reference to Exhibit 10.9 to registrant's Form 8‑K (File Number 333-187614-02) filed with the SEC by the registrant on April 16, 2014.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1*	Certification Regarding Assessment of Compliance with Applicable Servicing Criteria for BMW FS.
33.2*	Report on Assessment of Compliance with Applicable Servicing for U.S. Bank National Association.
34.1*	Report of Independent Registered Public Accounting Firm of CohnReznick LLP on Assessment of Compliance with Applicable Servicing Criteria relating to BMW FS.
34.2*	Report of Independent Registered Public Accounting Firm of Ernst & Young, LLP on Assessment of Compliance with Applicable Servicing for U.S. Bank National Association.
35.1*	Servicer Compliance Statement of BMW FS.
__________________________________________________________________
*	Filed herewith.